Form 10-K
period 2000-12-31
GOVERNMENT TRUST 1 C; GOVERNMENT TRUST 1 D
filed 2002-04-26
CIK 837582, 837583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Fiscal year ended 12/31/2000 Commission file number 33-23681
                                ----------                        -----------

                         Government Trusts 1-C and 1-D.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Illinois                              36-6889512     36-6889513
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL1-0126, Chicago Illinois                                60670
----------------------------------------                  --------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            312 407 2797

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

          NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes _____         No ___X____

State the aggregate market value of the voting stock help by non-affiliates of the registrant:

          NOT APPLICABLE


Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the last practical date:

          NOT APPLICABLE

                       Document Incorporated by Reference
                       ----------------------------------

                                      None

                                     Part I

Item 3    Legal Proceedings

          NONE

Item 4    Submissions of matters to a Vote of Security Holders:

          NONE

Part II

Item 5    Market for Registrant's common Equity and Related Stockholder Matters

          Certificate Holders as of 12-31-2000

                  Trust 1-C:        12
                  Trust 1-D:        2,209

Item 9 Charges and Disagreements with Accountants on Accounting and Financial Disclosure

          NONE

Part III

Item 13   Certain Relationships and Related Transactions

          NONE

Item 14   Exhibits Financial Statement Schedules and Reports as Form 8-K

          The following documents are filed as part of this report

          1.   The information presented in each Semi Annual Report

          2. The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 1-C:

We have audited the accompanying balance sheet of Government Trust 1-C (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2000 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 19, 2001

                              Government Trust 1-C

                                  Balance Sheet

                                December 31, 2000


                                     Assets
                                     ------
Loan Note Receivable - at amortized cost,
  net of unamortized discount of $175,222                                                     $221,749,278

Accrued Interest Receivable                                                                      3,309,981
                                                                                              ------------

        Total Assets                                                                          $225,059,259
                                                                                              ============


                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                                                      $      2,682

Trust Balance - Comprised of Owners'
  Equity in Government Trust Certificates                                                      225,056,577
                                                                                              ------------

        Total Liabilities and Trust Balance                                                   $225,059,259
                                                                                              ============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                               Statement of Income

                      For the year ended December 31, 2000

Interest Income on the Loan Note                                                              $ 29,460,578

Trustee Fees and other expenses                                                                    (23,532)
                                                                                              ------------

        Net Income                                                                            $ 29,437,046
                                                                                              ============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                             Statement of Cash Flows

                      For the year ended December 31, 2000

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                                                       $ (189,027,809)

  Trustee Fees and other expenses paid                                                             (25,437)
                                                                                            --------------

  Net Cash Flows used in Operating Activities                                                 (189,053,246)
                                                                                            --------------

Cash Flows from Operating Activities:

  Principal and Interest received on the Loan Note                                             189,053,246
                                                                                            --------------

  Net Cash Flows from Operating Activities                                                     189,053,246
                                                                                            --------------

Net Increase in Cash                                                                                     0
                                                                                            --------------

Cash Balance at the beginning of period                                                                  0
                                                                                            --------------

Cash Balance at the end of period                                                           $            0
                                                                                            ==============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2000




   Trust                                                                                     Trust
 Balance at                                                   Distributions to            Balance at
January 1, 2000                   Net Income                 Certificate Owners         December 31, 2000
---------------                 --------------               ------------------         -----------------
$384,647,340                    $29,437,046                   $(189,027,809)             $225,056,577
 ===========                     ==========                    =============              ===========





The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 1-C

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1.  Organization and Operations
         ---------------------------

Government Trust 1-C (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration"), between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $6,784,000 and a portion of the total offering expenses of approximately $2,616,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 1-A, 1-B and 1-D, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $1,005,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of September 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 9.2575% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2000 and November 3, 2000 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Notes in the amounts of $80,829,000 and $76,826,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment                            Principal
Date                               Payment
----------------                   -----------

May 3, 2001                      $ 117,248,000
November 3, 2001                   104,677,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion of amounts due to the Trust under the Loan Note. Israel has also agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The Loan Note is carried on the balance sheet of the Trust at amortized cost. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at

December 31, 2000 was approximately $230 million. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3.  The Current Coupon Certificates
         -------------------------------

On September 29, 1988, the Trust issued Certificates, Class 1-C in the aggregate principal amount of $1,005,000,000, bearing interest at an annual rate of 9.250% and having a final maturity date of November 15, 2001.

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Semiannual payments of interest on the Certificates are due on May 15 and November 15 of each year (each a "Certificate Payment Date"). On the May 15, 2000 and November 15, 2000 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificates in the amounts of $80,829,000 and $76,826,000, respectively. Scheduled principal payments are due on the Certificate Payment Dates as set forth below:

Payment                               Principal
Date                                  Payment
-----------------                     -----------

May 15, 2001                        $ 117,248,000
November 15, 2001                     104,677,000

Note 4.  The Collateral
         --------------

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank as depositary (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each Certificate Payment Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5.  The Trustee
         -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting the fees of the Trustee, the Depositary and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of interest and principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6.  Income Taxes
         ------------

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax basis of the Trust's assets and liabilities is not significant.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 1-D:

We have audited the accompanying balance sheet of Government Trust 1-D (the "Trust") as of December 31, 2000 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2000 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 19, 2001

                              Government Trust 1-D

                                  Balance Sheet

                                December 31, 2000



                                     Assets
                                     ------
Loan Note Receivable - at amortized cost,
  net of unamortized premium of $9,638,568                                                  $1,309,638,568

Accrued Interest Receivable                                                                     20,410,361
                                                                                            --------------

    Total Assets                                                                            $1,330,048,929
                                                                                            ==============


                          Liabilities and Trust Balance
                          ----------------------------

Accrued Expenses Payable                                                                    $       15,708

Trust Balance - Comprised of Owners'
Equity in Government Trust Certificates                                                      1,330,033,221
                                                                                            --------------

    Total Liabilities and
      Trust Balance                                                                         $1,330,048,929
                                                                                            ==============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                               Statement of Income

                      For the year ended December 31, 2000

Interest Income on the Loan Note                                                              $125,441,392

Trustee Fees and other expenses                                                                    (97,500)
                                                                                              ------------

Net Income                                                                                    $125,343,892
                                                                                              ============



The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                             Statement of Cash Flows

                      For the year ended December 31, 2000

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

Distributions to Certificate Owners                                                          $ (126,587,500)

Trustee Fees and other expenses paid                                                                (97,500)
                                                                                             --------------

Net Cash Flows used in Operating Activities                                                    (126,685,000)
                                                                                             --------------

Cash Flows from Operating Activities:

   Interest Received on the Loan Note                                                           126,685,000
                                                                                             --------------

Net Cash Flows from Operating Activities                                                        126,685,000
                                                                                             --------------

Net Increase in Cash                                                                                      0
                                                                                             --------------

Cash balance at the beginning of period                                                                   0
                                                                                             --------------

Cash balance at the end of period                                                            $            0
                                                                                             ==============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2000

    Trust                                                                                             Trust
  Balance at                                                    Distributions to                    Balance at
January 1, 2000                    Net Income                  Certificate Owners                December 31, 2000
---------------                    ----------                  ------------------                -----------------
$1,331,276,829                   $125,343,892                   $(126,587,500)                     $1,330,033,221
==============                   ============                   ==============                     ==============



The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 1-D

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1.  Organization and Operations
         ---------------------------

Government Trust 1-D (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $11,150,000 and a portion of the total offering expenses of approximately $2,616,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 1-A through 1-C, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $1,300,000,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of September 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7450% are due on the Loan Note on each May 3 and November 3 beginning in 2001 (each a "Note Payment Date"). Scheduled principal payments are due on each Note Payment Date as follows:


Payment                          Principal                                  Payment                            Principal
Date                             Payment                                    Date                               Payment
-------------------------        --------------                             -------------------------          -------------
November 3, 2001                  $ 15,860,000                              May 3, 2008                        $89,940,000
May 3, 2002                        108,373,000                              November 3, 2008                    93,710,000
November 3, 2002                    99,805,000                              May 3, 2009                         92,701,000
May 3, 2003                         88,997,000                              November 3, 2009                    93,710,000
November 3, 2003                    46,146,000                              May 3, 2010                         41,800,000
May 3, 2004                         39,034,000                              November 3, 2010                    47,368,000
November 3, 2004                    39,693,000                              May 3, 2011                         47,368,000
May 3, 2005                         37,298,000                              November 3, 2011                    29,248,000
November 3, 2005                    33,951,000                              May 3, 2012                         22,773,000
May 3, 2006                         33,951,000                              November 3, 2012                    16,877,000
November 3, 2006                    39,761,000                              May 3, 2013                         16,877,000
May 3, 2007                         40,051,000                              November 3, 2013                    16,864,000
November 3, 2007                    67,844,000

The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2000 was approximately $1.6 billion. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

Although management of the Trust is not aware of any factor that would significantly affect the estimated fair value of the Loan Note or the Certificates, the Loan Note and the Certificates have not been revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

Note 3.  The Zero Coupon Certificates
         ----------------------------

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Twenty-five of such series of Certificates matured prior to December 31, 2000. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2001 to November 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on the Maturity Dates as follows:


Maturity                       Distribution                                 Maturity                              Distribution
Date                           Amount                                       Date                                  Amount
---------------------------    ----------------                             --------------------------            ---------------
May 15, 2001                    $ 63,293,750                                May 15, 2008                             $119,602,178
November 15, 2001                 79,153,750                                November 15, 2008                         118,993,224
May 15, 2002                     170,894,566                                May 15, 2009                              113,421,718
November 15, 2002                157,050,156                                November 15, 2009                         109,917,338
May 15, 2003                     141,382,900                                May 15, 2010                               53,444,833
November 15, 2003                 94,198,858                                November 15, 2010                          56,977,695
May 15, 2004                      84,840,125                                May 15, 2011                               54,671,466
November 15, 2004                 83,598,657                                November 15, 2011                          34,245,236
May 15, 2005                      79,271,104                                May 15, 2012                               26,346,224
November 15, 2005                 74,108,158                                November 15, 2012                          19,341,464
May 15, 2006                      72,455,169                                May 15, 2013                               18,519,765
November 15, 2006                 76,612,179                                November 15, 2013                          17,685,066
May 15, 2007                      74,966,316
November 15, 2007                100,809,333

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Note 4.  The Collateral
         --------------

In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and Chase Manhattan Bank, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

Note 5.  The Trustee
         -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 6.  Income Taxes
         ------------

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Bank One Trust Company, NA (formerly The First National Bank of Chicago) has duly caused this report to be signed for the registrant Trust by a duly authorized signatory of the Trustee.

                                  GOVERNMENT TRUST CERTIFICATES


                                             By: Bank One Trust Company, NA
                                                 --------------------------
                                                 (formerly The First National
                                                 Bank of Chicago)
                                                 Not in its individual capacity
                                                 but solely as Trustee on behalf
                                                 of the Trusts 1-C & 1-D.


                                        By:       /s/ Joan E. Blume
                                            -------------------------------
                                                      Joan E. Blume
                                                      Trust Officer


Date: as of December 31, 2000