Form 10-K
period 2001-12-31
GOVERNMENT TRUST 1 C; GOVERNMENT TRUST 1 D
filed 2002-05-06
CIK 837582, 837583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended      12/31/2001      Commission file number 33-23681
                         ------          ------

                         Government Trusts 1-C and 1-D.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Illinois                          36-6889512     36-6889513
----------------------------------         -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



Bank One Trust Company, NA (formerly The
First National Bank of Chicago), Trustee
One North State Street, Ninth Floor
Suite IL1-0540, Chicago Illinois                                 60670
----------------------------------------                      -----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            312 407 2797

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

                                            Yes   x      No
                                                ------       ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

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

Item 4 Submissions of matters to a Vote of Security Holders:

         NONE

Part II

Item 5   Market for Registrant's common Equity and Related Stockholder Matters

         Certificate Holders as of 12-31-2001

                  Trust 1-C: 10
                  Trust 1-D: 2,086

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

                          INDEPENDENT AUDITORS' REPORT

Government Trust 1-C:

We have audited the accompanying balance sheet of Government Trust 1-C (the "Trust") as of December 31, 2001 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2001 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 18, 2002

                              Government Trust 1-C

                                  Balance Sheet

                                December 31, 2001


                                     Assets
                                     ------

Loan Note Receivable - at amortized cost,
  net of unamortized discount of $0                           $        0

Accrued Interest Receivable                                            0
                                                              ----------

        Total Assets                                          $        0
                                                              ==========


                          Liabilities and Trust Balance
                          -----------------------------

Accrued Expenses Payable                                      $        0

Trust Balance - Comprised of Owners'
  Equity in Government Trust Certificates                              0
                                                              ----------

        Total Liabilities and Trust Balance                   $        0
                                                              ==========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                               Statement of Income

                      For the year ended December 31, 2001


Interest Income on the Loan Note                                 $11,983,331

Trustee Fees and other expenses                                       (9,566)
                                                                 -----------

        Net Income                                               $11,973,765
                                                                 ===========





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                             Statement of Cash Flows

                      For the year ended December 31, 2001

                           Increase (Decrease) in Cash


Cash Flows used in Operating Activities:

  Distributions to Certificate Owners                        $(237,030,342)

  Trustee Fees and other expenses paid                             (12,248)
                                                             -------------

  Net Cash Flows used in Operating Activities                 (237,042,590)
                                                             -------------

Cash Flows from Operating Activities:

  Principal and Interest received on the Loan Note             237,042,590
                                                             -------------

  Net Cash Flows from Operating Activities                     237,042,590
                                                             -------------

Net Increase in Cash                                                     0
                                                             -------------

Cash Balance at the beginning of period                                  0
                                                             -------------

Cash Balance at the end of period                            $           0
                                                             =============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-C

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2001




      Trust                                                         Trust
    Balance at                          Distributions to          Balance at
January 1, 2001       Net Income      Certificate Owners    December 31, 2001
---------------     --------------    ------------------    -----------------

$225,056,577         $11,973,765        $(237,030,342)       $             0
 ===========          ==========         ============         ==============





The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 1-C

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1.  Organization and Operations
         ---------------------------

Government Trust 1-C (the "Trust") was a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration"), between the Trust and the First National Bank of Chicago, as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Current Coupon Certificates (the "Certificates"). The assets of the Trust consisted of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note was backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSAA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates were not subject to prepayment or acceleration.

In connection with the issuance of the Certificates, underwriting discounts of approximately $6,784,000 and a portion of the total offering expenses of approximately $2,616,000 associated with the offering of the Trust and the simultaneous offerings of Government Trust 1-A, 1-B and 1-D, each similar in organization and operation to the Trust, were paid out of the proceeds to the Trust.

Note 2.  Loan Note
         ---------

The Loan Note in the original principal amount of $1,005,000,000 evidenced a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of September 29, 1988 between the Trust and Israel. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 9.2575% were due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On the May 3, 2001 and November 3, 2001 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Notes in the amounts of $117,248,000 and $104,677,000, respectively. There are no remaining scheduled principal payments on the Loan Note.

Note 3.  The Current Coupon Certificates
         -------------------------------

On September 29, 1988, the Trust issued Certificates, Class 1-C in the aggregate principal amount of $1,005,000,000, bearing interest at an annual rate of 9.250% and having a final maturity date of November 15, 2001.

Each of the Certificates evidenced an undivided fractional interest in the Trust, and represented the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

Semiannual payments of interest on the Certificates were due on May 15 and November 15 of each year (each a "Certificate Payment Date"). On the May 15, 2001 and November 15, 2001 Certificate Payment Dates, the Trust made its scheduled payments of principal on the certificates in the amounts of $117,248,000 and $104,677,000, respectively. There are no remaining scheduled principal payments.

Note 4.  The Trustee
         -----------

Pursuant to the Declaration the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Notes, the Guaranty and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting the fees of the Trustee, the Depositary and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of interest and principal on the Certificates would have reverted back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

Note 5.  Income Taxes
         ------------

The Trust was classified as a Grantor Trust and was not be subject to Federal income taxes. Each Certificateholder was treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax basis of the Trust's assets and liabilities is not significant.

                          INDEPENDENT AUDITORS' REPORT

Government Trust 1-D:

We have audited the accompanying balance sheet of Government Trust 1-D (the "Trust") as of December 31, 2001 and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express our opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2001 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and the results of its operations, cash flows and changes in Trust balance for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


New York, New York
March 18, 2002

                              Government Trust 1-D

                                  Balance Sheet

                                December 31, 2001

                                     Assets

Loan Note Receivable - at amortized cost,
  net of unamortized premium of $8,277,515                        $1,292,417,515

Accrued Interest Receivable                                           20,161,355
                                                                  --------------

    Total Assets                                                  $1,312,578,870
                                                                  ==============


                          Liabilities and Trust Balance

Accrued Expenses Payable                                          $       15,516

Trust Balance - Comprised of Owners'
Equity in Government Trust Certificates                            1,312,563,354
                                                                  --------------

    Total Liabilities and

      Trust Balance                                               $1,312,578,870
                                                                  ==============





The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                               Statement of Income

                      For the year ended December 31, 2001

Interest Income on the Loan Note                                   $125,074,941

Trustee Fees and other expenses                                         (97,308)
                                                                   ------------

Net Income                                                         $124,977,633
                                                                   ============



The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                             Statement of Cash Flows

                      For the year ended December 31, 2001

                           Increase (Decrease) in Cash

Cash Flows used in Operating Activities:

Distributions to Certificate Owners                               $(142,447,500)

Trustee Fees and other expenses paid                                    (97,500)
                                                                  -------------

Net Cash Flows used in Operating Activities                        (142,545,000)
                                                                  -------------

Cash Flows from Operating Activities:

   Interest Received on the Loan Note                               142,545,000
                                                                  -------------

Net Cash Flows from Operating Activities                            142,545,000
                                                                  -------------

Net Increase in Cash                                                          0
                                                                  -------------

Cash balance at the beginning of period                                       0
                                                                  -------------

Cash balance at the end of period                                 $           0
                                                                  =============






The accompanying notes are an integral part of these financial statements.

                              Government Trust 1-D

                      Statement of Changes in Trust Balance

                      For the year ended December 31, 2001

      Trust                                                           Trust
    Balance at                           Distributions to           Balance at
January 1, 2001        Net Income      Certificate Owners     December 31, 2001
---------------        ----------      ------------------     -----------------

$1,330,033,221       $124,977,633       $(142,447,500)          $1,312,563,354
==============       ============       =============           ==============



The accompanying notes are an integral part of these financial statements.

                              GOVERNMENT TRUST 1-D

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Payment             Principal          Payment               Principal
Date                Payment            Date                  Payment
----------------    ------------       ----------------      -----------

May 3, 2002         $108,373,000       May 3, 2008           $89,940,000
November 3, 2002      99,805,000       November 3, 2008       93,710,000
May 3, 2003           88,997,000       May 3, 2009            92,701,000
November 3, 2003      46,146,000       November 3, 2009       93,710,000
May 3, 2004           39,034,000       May 3, 2010            41,800,000
November 3, 2004      39,693,000       November 3, 2010       47,368,000
May 3, 2005           37,298,000       May 3, 2011            47,368,000
November 3, 2005      33,951,000       November 3, 2011       29,248,000
May 3, 2006           33,951,000       May 3, 2012            22,773,000
November 3, 2006      39,761,000       November 3, 2012       16,877,000
May 3, 2007           40,051,000       May 3, 2013            16,877,000
November 3, 2007      67,844,000       November 3, 2013       16,864,000


The Government of the United States, acting through the DSAA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note
4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2001 was approximately $1.6 billion. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

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

Note 3.  The Zero Coupon Certificates
         ----------------------------

On September 29, 1988, the Trust issued 51 separate series of Certificates, Class 1-D. Twenty-seven of such series of Certificates matured prior to December 31, 2001. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2002 to November 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on the Maturity Dates as follows:

Maturity              Distribution         Maturity               Distribution
Date                  Amount               Date                   Amount
-----------------     ------------         -----------------      ------------

May 15, 2002          $170,894,566         May 15, 2008           $119,602,178
November 15, 2002      157,050,156         November 15, 2008       118,993,224
May 15, 2003           141,382,900         May 15, 2009            113,421,718
November 15, 2003       94,198,858         November 15, 2009       109,917,338
May 15, 2004            84,840,125         May 15, 2010             53,444,833
November 15, 2004       83,598,657         November 15, 2010        56,977,695
May 15, 2005            79,271,104         May 15, 2011             54,671,466
November 15, 2005       74,108,158         November 15, 2011        34,245,236
May 15, 2006            72,455,169         May 15, 2012             26,346,224
November 15, 2006       76,612,179         November 15, 2012        19,341,464
May 15, 2007            74,966,316         May 15, 2013             18,519,765
November 15, 2007      100,809,333         November 15, 2013        17,685,066



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


                                             By: /s/ Joan E. Blume
                                                 --------------------------
                                                     Joan E. Blume
                                                     Trust Officer


Date: as of December 31, 2001